Form 10-K
period 2006-12-31
OwnIt Mortgage Loan Trust Series 2006-4
filed 2007-03-30
CIK 1367577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-130545-13

OWNIT MORTGAGE LOAN TRUST, SERIES 2006-4
(Exact name of issuing entity as specified in its charter)

MERRILL LYNCH MORTGAGE INVESTORS, INC.
(Exact name of registrant/depositor as specified in its charter)

MERRILL LYNCH MORTGAGE LENDING, INC.
(Exact name of sponsor as specified in its charter)

Delaware	13-3416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 4 World Financial Center 28th Floor, New York, New York 10080
(Address, including zip code, of registrant’s principal executive offices)

(212) 449-0357
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.
On December 28, 2006, Ownit Mortgage Solutions Inc. filed a Chapter 11 petition in the U.S. Bankruptcy Court of San Fernando Valley, California. This will affect the ability of the issuing entity to enforce representations and warranties relating to the mortgage loans originated by such party.

The registrant knows of no other material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
None, except as disclosed in the prospectus.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The assessment of compliance of Litton Loan Servicing LP ("Litton") has disclosed material noncompliance with criteria 1122(d)(2)(vii)(D) and 1122(d)(4)(ix). Certain investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations. The sum of the reconciling items for those eleven reconciliations was $216,950. Also, among a sample of sixty-five adjustable rate mortgages there were two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrowers note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages included one instance where the adjustable rate mortgage payment change date in the servicing system did not match the loan documents.

See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K filed on 2006-7-11)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on 2006-7-11)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
See item 15(a)(3)

(c) Not Applicable

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

Litton Loan Servicing LP, as Servicer

March 29, 2007	/s/ Elizabeth Folk
By: Elizabeth Folk
Title: Chief Financial Officer and Senior Vice President
(Senior Officer of the servicing function of the servicer)

Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX
Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K filed on 2006-7-11)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K filed on 2006-7-11)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee